Form 10-K
period 1996-07-31
ACCELER8 TECHNOLOGY CORP
filed 1996-11-13
CIK 1023185

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the Fiscal Year ended:  July 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                     to
                                      ------------------      ----------------

                         Commission file number 0-11485
                                                -------


                         ACCELR8 TECHNOLOGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                   84-1072256
-------------------------------                   -------------------
  (State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)


                     303 East Seventeenth Avenue, Suite 108
                             Denver, Colorado 80203
                 ----------------------------------------------
                (Mailing Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 484-1900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   Yes  _____  No    X

As of October 31, 1996, the aggregate market value for the 11,655,650  shares of
the  Common  Stock,  no  par  value  per  share,  held  by  non-affiliates   was
approximately $20,397,388.

The number of shares of common stock of the registrant outstanding as of October 31, 1996, were 21,970,000.

                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

PART I ............................................................     PAGE

  Item 1.  Business ...............................................       1
  Item 2.  Properties .............................................      11
  Item 3.  Legal Proceedings ......................................      11
  Item 4.  Submission of Matters to a Vote of Security Holders ....      11


 PART II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters .....................................     11
  Item 6.  Selected Financial Data .................................     12
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .....................     12
  Item 8.  Financial Statements and Supplementary Data  ............     16
  Item 9.  Changes in and Disagreements With
           Accountants on Accounting and Financial Disclosure ......     16


 PART III

  Item 10. Directors and Executive Officers of the Registrant ......     16
  Item 11. Executive Compensation ..................................     18
  Item 12. Security Ownership of Certain
           Beneficial Owners and Management ........................     21
  Item 13. Certain Relationships and Related  Transactions .........     22



PART IV

  Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K ..................................    22

GLOSSARY ............................................................    23

SIGNATURES ..........................................................    25

                                     PART I


            CERTAIN TERMS USED IN THIS FORM 10-K ARE DEFINED IN THE
                         GLOSSARY BEGINNING AT PAGE 23

Item 1 - Business
-----------------

Introduction

     Accelr8 Technology Corporation is a leading provider of software tools and consulting services for the conversion from DEC's VAX/VMS Legacy Systems to UNIX open Client/Server environments. VAX/VMS Legacy Systems use a Proprietary computer operating system which is not compatible with other manufacturers' hardware and software. In contrast, UNIX is a powerful, open architecture system which is compatible with a wide range of hardware platforms and software applications, including COTS. The Company believes that UNIX has become the most widely used Client/Server operating system, and that the trend to Client/Server Open Systems such as the systems offered by UNIX and NT will continue for the foreseeable future.

     In order to attain the advantages of the UNIX operating system while preserving their investment in existing software applications, many VAX/VMS users will undertake complex conversions to the UNIX operating system. The Company's consulting services and software conversion tools enable the Company's clients to analyze and implement their UNIX conversions in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies, including Electronic Data Systems Corp. ("EDS"), Proctor & Gamble, Kellogg Co., McDonnell Douglas Corp., Delta Air Lines Corp., Daimler Benz AG, the United States Army and the United States Navy.

     The Company is currently engaged in the development of additional software tools which will complement its existing suite of conversion tools and services. The Company has commenced development of software tools that are to be used in converting VAX/VMS Legacy Systems to Microsoft Corporation's Windows NT operating system running on DEC Alpha servers. The Company has also completed preliminary development of a software tool that identifies Year 2000 Problems in the VAX/VMS environment. The Year 2000 Problem is expected to create widespread system failures due to the use of computer programs that rely on two-digit date codes to perform computations and other decision-making functions.

Background

     In the 1970's many businesses and governmental organizations relied on mainframe and minicomputers for critical business functions. Each hardware manufacturer sought to establish a competitive advantage by developing "closed" environments which were compatible only with the manufacturer's Proprietary equipment and software applications. Thus a customer was locked into a mission critical application environment which would only operate on a closed Proprietary system, which ultimately became known as "Legacy Systems."

     Management believes that there has been a trend away from purchasing all of a company's hardware and software from one vendor. This trend was originally started by the federal government as a means to ensure competitive pricing among vendors, and is now being followed by most commercial/private sector entities. Under this approach bids are obtained from many suppliers, and one company generally acts as the primary contractor.

     Management believes that large hardware manufacturers, like IBM and DEC, can no longer control the entire purchasing decision for large computer enterprises without including an element of competitive price and offering access to open architecture systems such as UNIX or NT. Further, end users have realized that dependence on a single supplier is non-economic in terms of performance increases at reasonable prices. In more recent years the trend away from a single vendor has been accelerated by technological advances which make possible widely distributed Client/Server environments. Local area Network servers or "LANS" can be installed on a variety of equipment and allow for application development in standard languages such as UNIX.

     Mid-range computers are either older Legacy Systems or newer "Open Systems" servers. Legacy Systems are almost always provided by a single vendor and feature a Proprietary operating system, while the newer, Open Systems servers are supplied by numerous vendors and usually specify one of several different versions of the UNIX operating system. One of the most popular legacy computers has been manufactured by DEC and is called the VAX hardware system. The VAX Proprietary operating system is called VMS. While many different hardware manufacturers have licensed the right to resell the UNIX operating system from AT&T, the major suppliers of hardware that feature UNIX as their operating system are HP, SUN, SGI, IBM and DEC.

     Management believes that within the computer user community Open Systems are considered more desirable than VAX/VMS systems for the following reasons:
(i) UNIX systems offer significant upgraded power at lower cost (price/performance) than older VAX/VMS systems; (ii) UNIX systems are viewed as being "open" since they are compatible with a variety of hardware types (Interoperability); (iii) Industry-wide standards allow UNIX supported software applications to run unchanged across a wide variety of hardware platforms; (iv) UNIX has become the new de-facto development environment for new applications; and (v) significant savings can be realized from reduced maintenance overhead.

     As a result of these UNIX characteristics, VAX/VMS users requiring increased performance from their older, existing Proprietary system, may consider the Company's conversion services to UNIX for: (i) preserving the already sizable investment in existing VAX/VMS applications; (ii) a cost effective approach to maintaining user productivity; (iii) avoiding expensive user re-training on a new operating system; (iv) allowing competitive bidding of hardware and software for best price and service from several vendors; and (v) extending the usable life of older systems.

     The Company believes that the primary deterrent to switching from a VAX/VMS Legacy System to a newer UNIX system is the cost/risk of rewriting a critical, dependable legacy application program to run in a new and different environment. Uncertainty as to outcome, lack of available personnel to undertake the task, as well as the costly re-training process associated with learning a new operating system, have contributed to users and information technology managers delaying the decision to make the transition to faster, less expensive, Open Systems hardware platforms. Adding to the crisis, in many cases, the original developers of the code are no longer available for consultation as to design goals and/or specifications. It therefore becomes necessary to evaluate, condense and convert old code to new operating system environments. While most users, given the option, would elect to re-host their familiar software application to the faster environment of UNIX, the uncertainty of a conversion causes slow decision making.

     The Company has sought to address VAX/VMS users' conversion concerns by offering a service called "Situational Analysis" that provides the user an accurate assessment of code (line count, system calls, etc.) and gives the user a rating of "Portability" as to the degree of difficulty in moving critical legacy applications in advance of doing the conversion. This service assists customers with the conversion decision, and allows the Company to become sufficiently familiar with the customer's application to offer a fixed price bid for the conversion.

     In general, the limited functionality of many existing tools, together with the inability of some organizations to fully utilize available technology, has created increasing demand for integrated software development tools and professional services to help organizations fully utilize available technology and improve their own maintenance and redevelopment processes. The Company believes that the developing Client/Server market will create additional demand for software tools and professional services that enable organizations to reduce the cost of maintenance and redevelopment of existing systems and redeploy these resources for Client/Server implementation. In addition, the Company believes that organizations will seek to reuse existing DEC VAX/VMS applications in Client/Server environments to leverage their existing systems investment.

Market Opportunity

     Based on published data from DEC and related industry analysts, the Company estimates that there were in excess of 600,000 VAX/VMS systems installed at over 60,000 sites. Recent figures from DEC suggest that over 450,000 VAX/VMS systems remain in operation today. Most computer manufacturers, employing the latest advances in "reduced instruction set computing" ("RISC") chip technology are selling UNIX Operating Systems. UNIX systems are less costly and provide greater Interoperability than DEC's VAX/VMS Legacy Systems. For this reason, UNIX platforms are gaining substantial market share in DEC's traditional markets, including the engineering and scientific industry segments. The Company's software products are designed to meet the needs of those industry segments wishing to convert their existing software and data from VAX/VMS systems to UNIX systems. The Company has also completed preliminary development of a conversion tool set that will provide for conversion from VAX/VMS systems to the NT system running on DEC Alpha servers.

     Additionally, many third-party software application solution providers, driven by market demand to offer their solutions on UNIX Operating Systems, have utilized the Company's tools to convert their old VAX/VMS software applications to the UNIX environment.

     The Company has targeted several segments of the engineering and commercial sectors. These include aerospace, telecommunications, banking and financial services, defense and government contractors, pharmaceutical firms, large manufacturers, oil and gas producers and distribution and warehousing for consumer goods. Major UNIX hardware vendors, including DEC, Hewlett Packard ("HP"), IBM, SUN Micro Systems ("SUN") and Silicon Graphics, Inc. ("SGI"), include the Company's products in their materials for UNIX systems. DEC lists the Company's products in its price book as well as in the General Services
Administration ("GSA") and Software Enterprise Workstation Program ("SEWP") schedules.

     In February 1992, DEC introduced a new generation of computers named Alpha. Alpha runs DEC's Proprietary operating system VMS as well as an industry version of UNIX called DEC UNIX and Microsoft Corporation's Windows NT operating system. While this system provides VMS on a RISC platform, many industry analysts believe that current DEC customers will want to move to DEC UNIX or NT running on Alpha. In order to preserve their VAX/VMS applications, these users will need to convert VAX/VMS applications to either DEC UNIX or NT. DEC is not currently providing products to convert from VAX/VMS systems to Alpha. Accordingly, management believes that Alpha presents a significant market opportunity for the Company.

Business Strategy

     The Company's objective is to enhance its position as a leading provider of integrated solutions which will meet the conversion needs of VAX/VMS users. Key elements of the Company's strategy include:

     Continue Emphasis on Consulting Services and Establishment of UNIX/NT Conversion Teams. The Company intends to continue to emphasize the sale of its integrated consulting services in conjunction with its suite of conversion software tools. The Company will establish up to ten three-man conversion teams in order to perform UNIX and NT conversion projects. The conversion teams will be comprised of software engineers to be recruited. The conversion teams will allow the Company to effectively staff conversion projects as the Company achieves its anticipated growth (of which there can be no assurance).

     Develop New Products and Services. The Company intends to continue to develop software tools and consulting services which address the needs and problems encountered in conversion of VAX/VMS Legacy Systems as well as other information technology environments. To accomplish the foregoing, the Company intends to allocate substantial resources to the completion and introduction of software tools to be used in converting VAX/VMS Legacy Systems to NT environments running on DEC's Alpha, as well as software solutions to the Year 2000 Problem for VAX/VMS users. Management believes that the successful development of complementary products and services will allow the Company to leverage its products and services into new and significantly larger markets.

     Outsourcing. The Company intends to position its software so that it may be licensed by large outsourcing providers such as EDS, Lockheed Martin Corp., ISSC and others, thereby increasing its license fees and consulting service fees. Outsourcing offers organizations a complete information technology system on a contract basis. Many larger corporations have undertaken this approach in order to reduce personnel costs and operating overhead. The outsourcing provider is generally able to provide the services on a more cost effective basis because of economies of scale and volume purchases that are not available to the typical user. The Company assists the outsourcing provider (EDS and others) in obtaining such cost savings by providing a quick and efficient assessment of the presence of Proprietary systems, and the opportunity for efficient conversion from those systems. The Company can enable the rapid transition to Open Systems thereby reducing hardware and software maintenance costs for the outsourcing provider.

     Expand International Marketing Activities. In fiscal 1995 and 1996, revenues derived from international clients totaled approximately $96,547 and $318,393, respectively. The Company's international clients have included Daimler Benz, Renault V.I. and Alcatel. The Company will continue to expand its international marketing activities to increase its market penetration in Europe and Asia.

     Secure Additional Consulting Projects. In the course of performing UNIX conversion services, the Company's software engineers and technical support staff establish close relationships with the information technology personnel of client organizations. Through these relationships, the Company will attempt to secure additional consulting projects which are within the expertise of the Company's staff. Such projects may, but need not, be related to the client's UNIX conversion needs. The Company believes that this strategy will enhance client relationships while generating profitable consulting fees.

     Target Large Corporations and Government Agencies. The Company believes that there are in excess of 450,000 VAX/VMS systems currently in operation. These systems are generally operated by large corporations and government agencies. The Company will continue to identify and direct its marketing efforts to organizations which have extensive information technology environments supported by substantial budgets.

     Investment in or Acquisition of Complementary Businesses, Technologies or Product Lines. The Company intends to evaluate opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's core business and its expertise.

Services and Products

     Services. The Company historically focused its marketing and sales efforts on selling its various software conversion tools on a "stand-alone" basis. Since fiscal 1995, the Company has focused its efforts on selling an integrated package consisting of both software tools and the consulting services of its highly trained and experienced personnel. Management believes that this change in strategy better addressed clients needs for conversion services. Management believes that the dramatic increase in revenues in fiscal 1995 and 1996, as compared to fiscal 1994, is directly attributable to this change in strategy and the Company intends to continue this strategy in the future.

     The Company now offers a full spectrum of services that are carried out by the Company's personnel, who are experts in both the VAX/VMS and UNIX environments. The Company's personnel use Accelr8 tools that automatically identify and diagnose difficult areas in porting an application. This enables them to implement conversion techniques that ensure successful conversions and porting. The Company offers the following services:

1) Situational Analysis: The Company's personnel use automated tools and their expertise to scan the customer's code while on-site at the customer's facility. Within four weeks, a written report is provided to the customer identifying the porting issues and their solution options. The code is rated on a scale of one to five as to its Portability. If requested by the customer, a bid to conduct the conversion on a fixed-price basis is also provided.

2) Implementation Planning: The Company's analysts work with the customer to select the appropriate solutions for their conversion issues. These answers are assembled into a project plan that is used by the project manager to control and synchronize the conversion effort as well as measure progress.

3) Application Port: The Company's analysts perform the code conversion. Where suitable, the Company performs automatic conversion using the Company's tools, as well as engineering of modules which must be redesigned to work on UNIX. This is followed by complete testing and certification. The Company's service can be contracted as a turnkey port or as part of a cooperative team effort with the customer's personnel.

4) Implementation Assistance: In addition to industry standard support and update contracts, the Company offers both on-site and off-site porting assistance agreements. A foreign customer may contract for off-site telephone support.

5) Custom Programming: Programming is done on either a fixed price or time and materials basis for the purpose of Re-engineering and modernizing old Legacy Code or for porting custom applications that run in front of or after COTS applications.

6) Training: Including VMS Users Introduction to UNIX, Application Conversion using Tools and existing systems investments.

7) Code Audit Measurement and Analysis: The Company measures adherence to external and internal coding standards as a means to prevent significant deviation from standard coding practices.

     Products. Accelr8's products are part of a sophisticated tool set that assists in the following tasks: (i) comprehensive analysis of Legacy Code to determine Portability to Open Systems; (ii) thorough analysis and planning for conversion; (iii) performance of actual conversion, if required by the customer;
(iv) creation of quality assurance models for the enforcement of external and internal standards applicable to new target environments; and (v) planning and implementation for modernization and Re-engineering databases and user interfaces.

     The Company has developed a unique analyzer tool called Open NAVIG8, that quickly and accurately examines large quantities of Legacy Code, eventually organizing and prioritizing the individual modules that need to be moved. This porting process is then performed using the actual porting tools that automate up to 95% of the conversions.

     The Company's conversion process relies on Company owned and developed tools to provide a level of "transparency" to both VAX/VMS and UNIX users, thus preserving user productivity while accessing the higher power/lower cost of UNIX. Additionally, the conversion tools support users as they learn UNIX at their own pace and enable large batch jobs to be moved to the new, faster UNIX platform, thereby freeing up the VAX to perform other tasks more efficiently.

     Other Company software features include the ability to share information between UNIX and VAX/VMS systems and to transfer files and records over a Network. The Company's conversion offerings are available on a wide range of UNIX systems, including SGI, HP, Sun, DEC and IBM. Features are discussed in greater detail below as each of the Company's products and services is individually described.

     While Open NAVIG8 tools introduce the client to the Company's competencies, the rendering of conversion services is the core business that generates revenues. The Company believes that clients experience greater value from the modernization and Re-engineering process if their personnel are involved in understanding what has been done to change the computer environment. Therefore, various phases of the conversion process are deployed at the customer site with client personnel as observers. Additionally, the Company conducts training classes for the client end user groups in the operation of the new environment. Ongoing training and software updates are a component of gross revenue in each services contract.

     After delivery of a new environment, the Company will offer a service that measures, on a regular interval, the adherence to either external or internal coding standards. This "code auditor" service has been driven by the United States Defense Department objective of prevention of future Legacy Code chaos. The Company believes that private industry will also move to this objective.

     Accelr8's products-Open NAVIG8, Open LIBR8 and Open ACCLIM8-embody the core technological advantages and competencies of Accelr8; however, the following groups of tools are integral to all conversion projects.

User  Productivity
Tools ............  are  designed  to  provide  the user  with  familiar  screen formats and command scripts thereby preserving productivity while learning a new operating system (UNIX/NT). The Company's User Productivity Tools include:

  Open DCL .......  VMS command line interface (recall/editing);  login shell nu TPU .........  VAX-style editor for UNIX (TPU, EDT, WPS modes)
  Open SUBMIT ....  VAX to UNIX batch submission utility
                    _________________________________________________

Porting Tools ....  are   designed   to  move  and   support   old  Legacy  Code
                    applications in UNIX or NT environments, providing the same original functionality on the new target platform. The
                    Company's Porting Tools include:


  Open COBOL .....   VAX COBOL source code converter and linker
  Open ACCLIM8 ...   Pre-compiler for VAX Fortran; indexed file support
  Open BASIC .....   Re-targetable BASIC to C Compiler; VAX BASIC compatibility
  Open PASCAL ....   VAX Pascal to C Translator
  C/Fix ..........   Translator for VMS specific C constructs(sold with LIBR8)
  Ada Bindings ...   Source code interface routines for all Ada Compilers and
                     LIBR8
  Open LIBR8 .....   VMS runtime library support (ast, qio, event flags,
                     mailboxes, etc)
  Open RMS .......   UNIX equivalent of VMS I/O calls. (sold with LIBR8)
  Open SMG .......   VAX compatible Screen Management facility for Open Systems
  FMS/UNIX .......   FMS for UNIX; FMS Editor (100% compatibility) sold
                     separately
  Open DCL ........  Command language interpreter; VMS-style error handling
                ________________________________________________

  Analysis &
  Programming
  Standards Tools   are designed to provide analysis and code auditing standards and capabilities in a work bench environment, Legacy Code is easily examined and reconstructed to meet any user stated rules. The Company's Analysis & Programming Standards Tools include:

  Open NAVIG8 ....  Analyzer - Documents  conversion barriers Auditor - Guidance and standards for portability 2000 - Year 2000 impact analysis for VMS users.

New Product Offerings

     In addition to VAX/VMS to UNIX conversions, the Company believes that there is a large opportunity in both the government and commercial sector to provide two additional services: Year 2000 Impact Analysis for the DEC installed computer base and conversion services/tools for VAX/VMS to NT conversions running on Alpha servers.

     The Year 2000 Problem arises from the widespread use of computer programs that rely on two-digit date codes to perform computations and decision making functions. Many of these computer programs may fail due to an inability to interpret date codes properly. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. While DEC claims that VAX minicomputers and other computers using the VMS operating system are designed to use four digits to express dates, DEC customers may be using third party software packages that do not use four digit dates. The Company intends to provide Year 2000 Impact Analysis services by using a Company owned and developed tool to identify the variables in the code that are most likely to hold date information. A prototype of this tool is under development.

     Microsoft Corporation's Windows NT operating system is the newest operating system from Microsoft Corporation. DEC has announced a strategic partnership with Microsoft to offer its VAX minicomputer customers a seamless environment where Open VMS, DEC UNIX and NT will be supported on DEC's Alpha platform. Management believes that DEC has no plans to assist users of its older VAX minicomputers in moving their VAX applications to the new NT operating environment. The Company plans to port all of its UNIX conversion tools to the NT environment, thus enabling VAX/VMS users to operate their existing VAX applications on an NT operating system. The Company has begun to develop the software tools for the NT conversion opportunity; however, a substantial amount of work remains to be done to complete this project. The Company intends to (i) complete development of the conversion system; (ii) hire additional technical and marketing personnel to support sales of this conversion service; and (iii) market, advertise and promote this product and service.

Customers

     The Company's software tools have been sold to over 600 customers. The Company's customers are principally users of VAX/VMS Legacy Systems that are either commercial enterprises or government or quasi-government agencies. Set forth below is a partial list of the Company's customers.

Commercial Enterprises                                  United States Government
------------------------------------------------------  ------------------------

Lockheed Martin Corp.       McDonnell Douglas Corp.              NASA
Delta Air Lines Inc.        Proctor & Gamble                     U.S. Army
Kellogg Co.                 General Instrument Corp.             U.S. Air Force
Alcatel Alsthom Cie
  Generale Europe           Daimler Benz AG                      U.S. Navy
Union Carbide Corp.         Telos Corp.
RGTI                        Loral Corp.
Renault V.I.                Electronic Data Systems Corp.
Mack Trucks

     Union Carbide Corp. & RGTI (sellers of warehouse distribution software) have embedded the Company's software in their UNIX solutions, thereby yielding the potential for substantial run-time license fees for the Company during the current fiscal year.

Marketing and Distribution

     The Company has historically utilized several marketing approaches including direct advertising, press releases, trade shows, Company sponsored seminars, speaking engagements and independent software vendor catalog listings. The Company's sales personnel contact the leads generated by these activities. Recently, the Company decreased its advertising in trade publications and terminated direct mail advertising. Management believes that advertising the Company's services and products electronically on the Company's web page is a more cost effective and efficient method of reaching the Company's target market. The Company will continue to emphasize attendance at trade shows, Company and vendor sponsored seminars, press releases, speaking engagements and independent software vendor catalog listings in its marketing efforts. The Company's international sales represented 15% of the Company's total revenues in fiscal 1996 as compared to 7% of fiscal 1995 revenues. Management intends to direct a significant portion of its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe and Asia.

     The Company's on-site personnel often have the opportunity to market additional Company services to existing customers. The Company's conversion teams have and will continue to focus upon educating customers as to the full range of the Company's products and services, and to providing solutions to the customers' problems.

     The Company also attends hardware vendor sales events, such as those sponsored by HP and DEC, for industry group segments, including TELCOS (telecommunication companies), government entities, and pharmaceutical companies. Company representatives follow-up on contacts made at these events, and where appropriate schedule on-site visits with potential customers. While on-site with customers and potential customers Accelr8's representatives work closely with technical personnel in Denver for instant and direct help in addressing the customers' problems and needs. Management believes that this coordinated approach between the field sales persons and the technical personnel in Denver has led to greater sales, and the Company intends to continue this practice.

Research and Development

     The Company conducts its research and development at its headquarters in Denver, Colorado. The Company believes that the continued development of new products and enhancement of existing products is essential to maintaining a competitive position in the marketplace. The Company expended $33,038 on Company sponsored research and development during fiscal 1996, and $129,959 during fiscal 1995. This decrease occurred because technical personnel normally involved in research and development also provided a substantial amount of technical assistance in connection with the Company's consulting services. For the year ended July 31, 1996, $193,621 of cost of service represented assistance from these technical personnel with consulting projects. Management is committed to a strong research and development program, and intends to continue these expenditures at levels necessary to allow the Company to maintain a strong competitive position.

Production

     The Company's production facilities are located at its headquarters in Denver, Colorado, and are primarily used for software development and extensive testing and quality control of software products. The Company has a verbal understanding relating to expansion of its facilities, and anticipates hiring additional technical, marketing, sales and managerial personnel during the next 12 months.

     The Company does not believe that, for the foreseeable future, the Company's products will be subject to any significant fluctuations in supply costs. Componentry and systems used to develop products and the actual tape cassettes on which software is placed can be obtained from a variety of vendors, none of which holds a controlling position within the market. The Company believes that it has the ability to fill any anticipated future sales orders received.

Competition

     Management is aware of two companies that compete directly with the Company. BBC of Boston, Massachusetts, has a product available that directly competes with the Company's Open DCL product. Sector 7, formerly known as Software Translations, of Austin, Texas, offers a limited software conversion tool set for moving from VMS to UNIX. While Sector 7 has focused on moving VAX BASIC applications to UNIX, its technology overlaps with the Company's Open DCL and Open LIBR8 products. Management believes that the Company offers a broader range of products and services than either of these competitors, and is therefore able to compete successfully against them.

     Although DEC does not offer its own products for conversion from its VAX/VMS Legacy Systems to UNIX, should DEC choose to do so, the Company could be materially and adversely affected. At this point, DEC has not announced any products that compete directly with the Company's products. However, DEC offers all of the Company's tools in the Digital Price Book and as a specification in the SEWP contract to NASA, as well as the GSA federal purchasing schedule.

Intellectual Property

     The Company relies on a combination of copyright, trademark and trade secret laws, employee and third party disclosure agreements, license agreements and other intellectual property protection methods to protect its Proprietary rights. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. The Company's Proprietary software products are generally licensed to customers on a "right to use" basis pursuant to a perpetual, nontransferable license that generally restricts use to the customer's internal purposes and to a specific computer platform that has been assigned a "key code." However, it may be possible for unauthorized parties to copy or reverse engineer certain portions of the Company's products or obtain and use information the Company regards as Proprietary. The Company currently has no patents and existing copyright and trade secret laws offer only limited protection. Further, the laws of some foreign countries do not protect the Company's Proprietary rights to the same extent as do the laws of the United States. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers, providing for release of source code in the event the Company files bankruptcy or ceases to continue doing business. Although the Company's competitive position may be adversely affected by unauthorized use of its Proprietary information, the Company believes that the ability to fully protect its intellectual property is less significant to the Company' s success than are other factors, such as the knowledge, ability and experience of its employees and its ongoing product development and customer support activities. There can be no assurance that the protections put in place by the Company will be adequate.

     There can be no assurance that third parties will not assert infringement or other claims against the Company with respect to any existing or future products, or that licenses would be available if any Company technology were successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance the Company's products. Litigation to protect the Company's Proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

     While the Company has no knowledge that it is infringing the Proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

Employees

     The Company has 13 full-time employees at its facilities in Denver, Colorado, including one administrative employee, three sales and administrative employees and nine scientific and technical employees. The Company anticipates hiring up to 30 additional employees to staff its conversion teams, additional sales and marketing personnel and a senior accounting/financial manager during the 12 months. There are no collective bargaining agreements, and the Company considers its relations with its employees to be good.

Item 2 - Properties
-------------------

     The Company currently leases approximately 3,796 square feet of office and research facility space at 303 E. 17th Avenue, Suite 108, Denver, Colorado 80203, at a monthly rental of approximately $3,385. The Company has a verbal understanding to lease approximately 2,400 additional square feet of office space that is immediately adjacent to its present space at a monthly rental of approximately $2,150 for a 36-month term. Management anticipates entering into a lease agreement for this space before the end of the calendar year. Management also anticipates extending the lease on its existing space for 36 months at the same rental cost that it currently pays at that time. The additional space will be needed to provide office space for the additional technical and sales personnel that the Company anticipates hiring during the next 12 months. The Company's existing facility is adequate for the present number of employees and the additional 2,400 square feet of space is expected to be adequate to accommodate the projected increase in personnel.

Item 3 - Legal Proceedings
--------------------------

     The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters To a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the substitution of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II
                                     -------

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq Electronic Bulletin Board under the symbol "ACLY."

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of Common Stock as reported by the National Quotation Bureau, Inc. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

              Quarter Ended             High Bid          Low Bid
              -------------             --------          -------
         Fiscal 1995
         -----------
            October 31, 1994              .0625            .02
            January 31, 1995              .04              .02
            April 30, 1995                .055             .02
            July 31, 1995                 .14              .02

         Fiscal 1996
         -----------
            October 31, 1995              .14              .12
            January 31, 1996              .16              .11
            April 30, 1996                .375             .20
            July 31, 1996                1.00              .35

     The closing bid price of the Common Stock as of October 28, 1996, was $1.9375 per share. The Company had approximately 141 shareholders of record as of July 31, 1996, which does not include shareholders whose shares are held in street or nominee names.

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Selected Financial Data
--------------------------------

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data as of July 31, 1995 and 1996 and for each of the three years in the period ended July 31, 1996 have been derived from the financial statements of the Company which have been audited by the Company's independent auditors and are included elsewhere in this Form 10-K. The selected financial data for each of the two years in the period ended July 31, 1993 have been derived from the audited financial statements of the Company not included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.



                                                                            Year Ended July 31,
                                                 --------------------------------------------------------------------------
Statement of Operations Data:                      1992             1993             1994           1995          1996
                                                   ----             ----             ----           ----          ----
                                                                       (in thousands except per share data)
Revenue:
    Product license and customer support fees   $        626    $        769    $        415    $        751   $        684
    Resale of purchased software                        --                37             150             338            338
    Consulting fees                                     --                71              41             294          1,075
    Other revenues                                      --              --                83            --             --
  Total revenue                                          626             877             689           1,383          2,097
  Income (loss) from operations                         (225)            (20)           (269)            370          1,114
  Net income (loss)                                     (218)            (10)           (262)            382          1,193
  Net income (loss) per share                          (.011)          (.000)          (.012)           .015           .044
  Weighted average shares outstanding             19,826,668      21,970,000      21,970,000      26,364,000     26,935,508


                                                      July 31,
                                               -----------------------
                                               1995              1996
                                               ----              ----
Balance Sheet Data:
  Working capital                              $500             $1,704
  Current assets                                731              2,011
  Current liabilities                           231                307
  Total assets                                  978              2,317
  Total liabilities                             231                377
  Shareholders' equity                          747              1,940



Item 7 - Management's Discussion and Analysis of FinancialCondition and Results of Operations
--------------------------------------------------------------------------------

Overview

     The Company began to develop software conversion tools for VAX/VMS users to convert to UNIX environments in 1987. The Company's total revenues have increased from $688,885 in fiscal 1994 to $2,097,011 in fiscal 1996, and net income has increased from a loss of ($261,750) in fiscal 1994 to $1,192,780 in fiscal 1996. The growth in revenues and net income reflects the Company's decision in fiscal 1994 to develop specialized consulting services which can be delivered with the Company's software tools as an integrated solution to clients' conversion needs. The Company's consulting services accounted for approximately 51% of 1996 revenues. The growth in revenues and net income also reflects the Company's success in establishing international sales, which accounted for approximately 15% of total revenues in fiscal 1996 as compared to 7% of total revenues in fiscal 1995. Future revenues from sales of the Company's products and services are dependent upon users of VAX/VMS Legacy Systems continuing to elect to convert their data and applications to UNIX or NT environments.

     The Company derives its revenue primarily from software license fees, software maintenance fees and professional service fees. The Company's software is licensed to primarily Fortune 1,000 companies and governmental organizations worldwide.

     Professional services are provided in conjunction with software products and also are sold separately if required by the customer. In addition, the Company realizes license revenue from sales of software by licensees who have embedded the Company's software in their software pursuant to run time licenses. The Company's products and services are marketed through its sales force, both domestically and internationally.

     Revenue is recognized for consulting services as services are performed. Revenue is recognized on product licensing agreements when the Company substantially completes its obligations under the agreement and the customer has accepted the product. Revenue is recognized for customer support services on maintenance agreements using the straight-line method over the term of the agreement. In connection with its software business, the Company functions as a value-added reseller of computer software, in that it licenses certain software from unaffiliated third parties that is included within certain of its software products. The Company recognizes revenue when the computer software is delivered.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

                                            Fiscal year ended July 31,
                                           ---------------------------
                                            1994       1995      1996
                                           ------     ------    ------
Total revenues                             100.00%    100.00%   100.00%
Cost of services                            19.40      10.69     14.86
Cost of software purchased for resale       10.17       7.32      5.61
General and administrative                  43.94      19.12      9.34
Marketing and advertising                   43.37      26.70     15.50
Research and development                    22.10       9.40      1.57
                                            ------    ------    ------
Income (loss) from operations              (38.98)     26.77     53.12
Interest income                              0.98       0.89      2.07
Income tax benefit                           0.00       0.00      1.69
                                           ------     ------    ------
Net income (loss)                          (38.00%)    27.66%    56.88%
                                            ======    ======    ======


Year Ended July 31, 1996 Compared to Year Ended July 31, 1995

     Total revenues for the year ended July 31, 1996, were $2,097,011, an increase of $714,475, or 51.68%, as compared to the year ended July 31, 1995. Consulting fees for the year ended July 31, 1996, were $1,074,744, an increase of $780,614, or 265.40% as compared to the year ended July 31, 1995, and represented 51.25% of total revenues. This increase primarily resulted from management's continued emphasis in fiscal 1996 on marketing of consulting services with less emphasis on marketing of products alone. Management expects this trend to continue in the future. Product license and customer support fees for the year ended July 31, 1996, were $683,997, a decline of $66,587, or 8.87%, as compared to the year ended July 31, 1995. This decline is consistent with the emphasis on consulting noted above. Revenues from the resale of purchased software for the year ended July 31, 1996, were $338,270, an increase of $448, or 0.13%, as compared to the year ended July 31, 1995.

     During the year ended July 31, 1996, sales to the Company's three largest customers were $239,025, $282,100 and $353,075, representing 11.40%, 13.45% and
16.84% of the Company's revenues, respectively. In comparison, sales to a single customer represented 10.88% of total revenues for the year ended July 31, 1995. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the year ended July 31, 1996, was $311,534, an increase of $163,791, or 110.86%, as compared to the year ended July 31, 1995. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 14.14% for the year ended July 31, 1995 to 17.71% for the year ended July 31, 1996. This increase occurred principally because of the increased concentration of Company resources and personnel in delivery of consulting services.

     Cost of software purchased for resale for the year ended July 31, 1996, was $117,737, an increase of $16,471 or 16.27%, as compared to the year ended July 31, 1995. This increase was directly related to the increased sales of products and related consulting services.

     General and administrative expenses for the year ended July 31, 1996 were $195,802, a decrease of $68,563, or 25.93%, as compared to the year ended July 31, 1995. This decrease was principally due to reduced salary cost that resulted from the departure of a senior executive who was not replaced.

     Marketing and advertising expenses for the year ended July 31, 1996 were $324,962, a decrease of $44,203, or 11.97%, as compared to the year ended July 31, 1995. This decrease was principally due to decreased advertising in trade publications and termination of direct mail advertising. Management believes that advertising the Company's services and products electronically on the Company's web page is a more cost efficient and effective method to reach the Company's target markets.

     Research and development expenses for the year ended July 31, 1996 were $33,038, a decrease of $96,921, or 74.58%, as compared to the year ended July 31, 1995. This decrease resulted because technical personnel normally involved in research and development provided a substantial amount of technical assistance in connection with the Company's consulting services. For the year ended July 31, 1996, $193,621 of cost of service represented assistance from these technical personnel with consulting projects.

     Interest income for the year ended July 31, 1996, was $43,342, an increase of 250.78%, as compared to the year ended July 31, 1995. This increase resulted from increased cash flows from operations, that could be invested in interest bearing instruments.

     As a result of these factors, operating income for the year ended July 31, 1996, was $1,113,938, an increase of $743,900, or 201.03%, as compared to the year ended July 31, 1995. Net income for the year ended July 31, 1996, was $1,192,780, an increase of $810,386, or 211.92%, as compared to the year ended July 31, 1995.

Year Ended July 31, 1995 Compared to Year Ended July 31, 1994

     Total revenues for the year ended July 31, 1995, were $1,382,536, an increase of $693,651, or 100.69%, as compared to the year ended July 31, 1994. Consulting fees for the year ended July 31, 1995, were $294,130, an increase of

$252,980, or 614.78% as compared to the year ended July 31, 1994, and represented 21.27% of total revenues. This increase primarily resulted from management's emphasis in fiscal 1995 on marketing of consulting services with less emphasis on marketing of products alone. Product license and customer support fees for the year ended July 31, 1995, were $750,584, an increase of $335,577, or 80.86%, as compared to the year ended July 31, 1994. Revenues from the resale of purchased software for the year ended July 31, 1995, were $337,822, an increase of $188,129, or 125.68%, as compared to the year ended July 31, 1994.

     During the year ended July 31, 1995, 10.88% of the Company's revenues were derived from sales to a single customer. In comparison, sales to a single customer represented 14.96% of total revenues for the year ended July 31, 1994. The termination or loss of a single large customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the year ended July 31, 1995, was $147,743, an increase of $14,108, or 10.56%, as compared to the year ended July 31, 1994. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased to 14.14% for the year ended July 31, 1995 from 29.30% for the year ended July 31, 1994.

     Cost of software purchased for resale for the year ended July 31, 1995, was $101,266, an increase of $31,182 or 44.49%, as compared to the year ended July 31, 1994. This increase was directly related to the increased sales of products and related consulting services.

     General and administrative expenses for the year ended July 31, 1995 were $264,365, a decrease of $38,298, or 12.65%, as compared to the year ended July 31, 1994. This decrease was largely due to reduced salary costs.

     Marketing and advertising expenses for the year ended July 31, 1995 were $369,165, an increase of $70,405, or 23.57%, as compared to the year ended July 31, 1994. This increase was principally due to increased advertising in trade publications, increased use of specific product literature and direct mail advertising.

     Research and development expenses for the year ended July 31, 1995 were $129,959, a decrease of $22,286, or 14.64%, as compared to the year ended July 31, 1994. This decrease resulted because technical personnel normally involved in research and development provided a substantial amount of technical assistance in connection with the Company's consulting services. For the year ended July 31, 1995, $21,187 of cost of service represented assistance from these technical personnel with consulting projects.

     Interest income for the year ended July 31, 1995, was $12,356, an increase of 83.00% as compared to the year ended July 31, 1994. This increase resulted from increased cash flow from operations, that could be invested in interest bearing instruments.

     As a result of these factors, operating income for the year ended July 31, 1995, was $370,038, an increase of $638,540, or 237.82%, as compared to the year ended July 31, 1994. Net income for the year ended July 31, 1995, was $382,394, an increase of $644,144, or 246.09%, as compared to the year ended July 31, 1994.

Liquidity and Capital Resources

     The Company has relied principally upon internally generated funds to finance its operations and growth. During the year ended July 31, 1996, the liquidity of the Company improved significantly because of a substantial increase in revenues while expenses remained relatively stable from 1995 to 1996. During the year ended July 31, 1996, cash and cash equivalents increased 221.66% from $437,425 to $1,407,026. The Company generated $1,075,515 cash from operations during the year ended July 31, 1996, compared to $406,610 cash from operations generated during the year ended July 31, 1995. Shareholders' equity increased 159.69% from $746,936 at July 31, 1995, to $1,939,716 at July 31,
1996. The primary reasons for the Company's increased liquidity and shareholders' equity positions is the increased cash flow from operations. At July 31, 1996, the Company had working capital of $1,703,605 and cash equivalents of $1,407,026. The Company is planning a public offering of its Common Stock in order to generate additional funds for expansion of the Company's business.


Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Set forth below is certain information concerning the directors, executive officers and key employees of the Company as of the date hereof.

           Name                         Age            Position
           ----                         ---            --------
Directors and Executive Officers
Thomas V. Geimer                         49        Chairman of the Board of
                                                   Directors,
                                                   Secretary, Chief Financial
                                                   Officer,
                                                   Chief Executive Office
Harry J. Fleury                          49        President
David C. Wilhelm(1)                      77        Director
A. Alexander Arnold III(1)               54        Director
Key Employees
Timothy Fitzpatrick                      41        Vice President Sales and
                                                   Marketing
Dr. Franz Huber                          51        Chief Scientist
---------------
(1)   Members of the Audit and Compensation Committees

     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of the Company's officers devote their full-time to the Company's business and affairs. There are no family relationships between any directors, executive officers or key employees.

     Thomas V. Geimer has been the Chairman of the Board of Directors and a director of the Company since 1984. He currently serves as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Geimer is responsible for development of the Company's business strategy, day to day operations, the accounting and finance functions and federal government sales relationships. Before assuming full-time responsibilities at the Company, Mr. Geimer founded and operated an investment banking firm.

     Harry J. Fleury has served as President of the Company since June 1995. Mr. Fleury is responsible for engineering activities and strategies of the Company, and for international sales. From March 1993 until June 1995, Mr. Fleury was Vice President of International Sales of the Company with responsibility for developing and directing international sales. Prior to joining the Company in 1993, Mr. Fleury was employed by Digital Equipment Corporation serving in a variety of engineering and management positions for over 26 years. Mr. Fleury managed DEC's European, Asian and Pacific corporate engineering groups that were responsible for service capability world wide, for internal and external products and for strategic, operational and tactical direction. Mr. Fleury received an electrical engineering degree in 1967 from Vermont Technical Engineering College.

     David C. Wilhelm has been a director of the Company since June 1988. For the past 30 years, Mr. Wilhelm has been President of Wilhelm Co., an agribusiness company principally engaged in the cattle feeding and commodity business, located in Denver, Colorado. Since 1972, Mr. Wilhelm has been a director of Colorado National Bank located in Denver, Colorado. Mr. Wilhelm is a member of the International Executive Service Corp., and was formerly the Director of the Colorado Cattlemen's Association. Mr. Wilhelm received a Bachelor of Arts in American History from Yale University in 1942.

     A. Alexander Arnold III has served as a director of the Company since September 1992. For the past 25 years, Mr. Arnold has served as a Managing Director of Trainer, Wortham & Co., Inc., a New York City-based investment counselor firm, which Mr. Arnold co-founded. Mr. Arnold received a Bachelor of Arts degree from Rollins College in 1964 and a Masters of Business Administration from Boston University in 1966.

     Timothy Fitzpatrick has served as Vice President of Sales and Marketing of the Company since 1992. Mr. Fitzpatrick is responsible for domestic marketing and sales of the Company's products and services. From 1989 to 1992, Mr. Fitzpatrick was employed as Vice President of Software Translations, Inc. He also was General Manager of Datavision (UK) Ltd. from 1987 to 1989. Mr. Fitzpatrick received a Bachelor of Arts Degree in City Planning from Michigan State University.

     Dr. Franz Huber has served as Chief Scientist of the Company since 1988. Dr. Huber is responsible for the design and development of the Company's software products. Prior to joining the Company, Dr. Huber (i) taught Computer Science at the University of Colorado; (ii) taught Computer Applications in Biomedical Research at the University of Colorado Medical Center; and (iii) worked for several technology companies in various research and development, scientific and technical positions. Dr. Huber received his Ph.D. in Physics from the University of Vienna, Austria in 1968.

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The Compensation Committee is composed of Messrs. Arnold and Wilhelm, the Company's non-management directors. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's stock option plan. The Audit Committee is comprised of Messrs. Arnold and Wilhelm. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

Item 11 - Executive Compensation
--------------------------------

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 1996, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers, and Timothy Fitzpatrick a key employee of the Company.


                                                                                     Long Term
                                                   Annual Compensation              Compensation
                            ----------------------------------------------------    ------------
                                                                        Other        Number of
Name and                    Fiscal                                     Annual        Options
Principal Position          Year     Salary            Bonus        Compensation     Awarded
------------------          ----     ------            -----        ------------     -------
Thomas V.  Geimer           1996   $   70,458      $   37,500(1)   $     --         4,800,000(2)
  Chief Executive Officer   1995   $   64,250      $     --        $     --              --
  and Chief Financial       1994   $   62,130      $     --        $     --              --
  Officer

Harry J. Fleury             1996   $   61,000(3)   $   10,331      $     --              --
 President                  1995   $   50,846(3)   $    6,685                         400,000(4)
                            1994   $   20,961      $      755

Timothy Fitzpatrick         1996   $   57,885      $    44,030(5)  $     --
 Vice President             1995   $   55,000      $    23,657
 Sales  and  Marketing      1994   $   55,000      $    17,832

-------------
(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $37,500 of which vested during the last fiscal year, and $37,500 of which will vest during the current fiscal year.
(2) Represents stock options and warrants to purchase an aggregate of 4,800,000 shares at an exercise price of $0.06 per share that were extended until December 31, 1997.
(3) Includes sales commissions earned by Mr. Fleury on revenues from certain international sales.
(4) Grant of employee stock option to purchase 400,000 shares at an exercise price of $0.09 per share, 200,000 of which previously vested and the remaining 200,000 of which will vest in the future.
(5) Represents sales commissions earned by Mr. Fitzpatrick on revenues from certain domestic sales.

     Option/Warrant Values. The following table provides certain information concerning the fiscal year end value of unexercised options or warrants held by Mr. Fleury and Mr. Geimer, each of whom served as the Company's chief executive officer during a portion of 1996, and for Mr. Fitzpatrick.



                                  Aggregated Option Exercises in 1996 Fiscal Year
                                         and Fiscal Year End Option Values

                    Shares                    Number of Unexercised        Value of Unexrcised
                  Acquired on   Value        Options at Fiscal Year       In-the-Money Options
Name               Exercise    Realized      End                          at Fiscal Year End(1)
----               --------    --------   --------------------------    -----------------------
                                            Exer-           Unexer-      Exer-        Unexer-
                                            cisable         cisable      cisable      cisable
                                            -------         -------      -------      -------
Harry J. Fleury       __        __         200,000(2)      200,000(2)   $  194,000   $  194,000

Thomas V.  Geimer     __        __       4,800,000               0      $4,656,000            0

Timothy Fitzpatrick   __        __         500,000               0      $  485,000            0

------------
(1) Value calculated by determining the difference between closing average price on July 31, 1996, of $1.03 per share and the exercise price of the options or warrants. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options or warrants.
(2) Mr. Fleury's options were granted on June 1, 1995. A total of 200,000 (or 50%) of the options have vested and, subject to his continued employment with the Company, the remainder of his options will vest in the future.

Compensation Pursuant to Plans

     Employee Retirement Plan. During fiscal year 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $9,240. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. For the year ended July 31, 1996, the Board did not authorize any contributions.

     Deferred Compensation Plan. In January of 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based upon recommendations from the Board of Directors.

     Options and Warrants. A total of 1,900,000 shares of the Company's Common Stock, no par value, have been issued and reserved for issuance to employees pursuant to the Company's existing non-qualified stock option plan. Options currently outstanding held by certain of the Company's current and former employees allow for the purchase of the Company's restricted Common Stock at a price of $.09 per share. According to the governing option agreements, the options vest every 12 months in one-quarter increments of the total amount granted, over a four year period beginning on the date they are granted, and remain exercisable for three years following the original date they vest. Notwithstanding the foregoing, the Company's Board of Directors during the 1994 fiscal year adopted a resolution providing that for so long as a recipient of an option grant remains in the employ of the Company, the options held will not expire and if the recipient's employment is terminated, the holder will have up to 90 days after termination to exercise any vested but previously unexercised options. All of the currently outstanding options have vested, except 200,000 options held by Mr. Fleury, the Company's current president, and 50,000 options held by Joseph Steger, which will fully vest in the future. All options previously granted are administered by the Company's Board of Directors. The options provide for adjustment of the number of shares issuable in the case of stock dividends or stock splits or combinations and adjustments in the case of recapitalization, merger or sale of assets.

     The Company currently has outstanding an aggregate of 4,800,000 warrants and options held by Thomas V. Geimer, Chairman of the Board of Directors of the Company ("Affiliate's Warrants"). The Affiliate's Warrants are exerciseable at an exercise price of $.06 per share. The Affiliate's Warrants, which were originally scheduled to expire at the close of calendar 1995, were extended for two years and, accordingly, they are exercisable until December 31, 1997. The Affiliate's Warrants are not redeemable. The exercise price of the Affiliate's Warrants and the number of shares of Common Stock to be obtained upon exercise of the Affiliate's Warrants are subject to adjustment in certain circumstances including (i) the payment of a stock dividend; (ii) a forward or reverse stock split; (iii) a consolidation or combination involving the Common Stock; and (iv) a reclassification or recapitalization involving the Common Stock.

     The Company has an incentive stock option plan (the "Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 700,000 shares (whether a reverse stock split is effected or not) of the Company's Common Stock. The purpose of the Qualified Plan is to make options available to management and employees of the Company in order to provide them with a more direct stake in the future of the Company and to encourage them to remain with the Company. The Qualified Plan provides for the granting to management and employees of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986 (the "Code").

     The Company has a non-qualified stock option plan (the "Non-Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 300,000 (whether a reverse stock split is effected or not)shares of the Company's Common Stock. The purpose of the Non-Qualified Plan is to provide certain key employees, independent contractors, technical advisors and directors of the Company with options in order to provide additional rewards and incentives for contributing to the success of the Company. These options are not incentive stock options within the meaning of Section 422 of the Code.

     The Qualified Plan and the Non-Qualified Plan (the "Stock Option Plans") will be administered by a committee (the "Committee") appointed by the Board of Directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an employee will terminate upon his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in the Company's best interests not to terminate the options.

     The exercise price of all incentive stock options granted under the Qualified Plan must be equal to the fair market value of such shares on the date of grant as determined by the Committee, based on guidelines set forth in the Qualified Plan. The exercise price may be paid in cash or (if the Qualified Plan shall meet the requirements of rules adopted under the Securities Exchange Act of 1934) in Common Stock or a combination of cash and Common Stock. The term of each option and the manner in which it may be exercised will be determined by the Committee, subject to the requirement that no option may be exercisable more than 10 years after the date of grant. With respect to an incentive stock option granted to a participant who owns more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant, the exercise price of the option must be at least equal to 110% of the fair market value on the date of grant and the option may not be exercisable more than five years after the date of grant.

     No options have been granted to date under either the Qualified Plan or the Non-Qualified Plan. The Stock Option Plans were approved by the Company's shareholders at a Special Shareholders Meeting held on November 8, 1996.

Compliance with Section 16(a) of the Exchange Act

     Mr. Wilhelm, a director of the Company, failed to file Forms 4 for the months of April, May and July to report purchases of an aggregate of 85,300 shares in the open market. The Company has received representations from each other person that served during fiscal 1996 as an officer or director of the Company confirming that there were no transactions that occurred during the Company's most recent fiscal year end which required the filing of a Form 5.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

                                                Shares Beneficially Owned
Name and Address                                -------------------------
of Beneficial Owner                             Number            Percent
-------------------                             ------            -------


Thomas V. Geimer(1), (2)                        5,000,000         18.68%

Harry J. Fleury(1), (3)                           775,000          3.46%

Timothy Fitzpatrick(1),(4)                        500,000          2.22%

Dr. Franz Huber(1),(4)                            500,000          2.22%

A. Alexander Arnold III(5)                      4,900,000         22.30%
845 Third Ave., 6th Flr
New York, NY  10021

David C. Wilhelm(6)                             1,295,000          5.89%
3130 E. Exposition Street
Denver, CO 80209

Solar Satellite (7)                             2,110,600           9.60%
Communication, Inc.
5650 Greenwood Plaza
Boulevard #107
Englewood, CO 80111

Officers and Directors                         11,970,000          44.06%
as a Group (4 persons)


-------------
(1) The address for Messrs. Geimer, Fleury, Fitzpatrick and Huber is 303 E. 17th Ave., #108, Denver, CO 80203.
(2) Includes 4,800,000 shares which may be purchased by Mr. Geimer upon exercise of his warrants and options.
(3) Includes options to purchase 400,000 shares, 200,000 of which vested prior to this offering and 200,000 of which will vest in the future.
(4) Represents shares which may be acquired by Messrs. Fitzpatrick and Huber upon exercise of their options.
(5) Represents 4,900,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts but is not a beneficiary of and has no pecuniary interest in any of those trusts.
(6) Represents 1,295,000 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm is the lifetime beneficiary and trustee.
(7) Solar Satellite Communications, Inc. is not affiliated with any of the Company's officers, directors, key employees, or other principal shareholders. Based upon its review of certain reports filed with the Securites and Exchange Commission and certain other inquiries, management believes that Solar Satellite is an inactive company that is controlled by certain Japanese Nationals and a company controlled by those persons.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

Certain Transactions

     During fiscal year 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 1996, the deferred compensation agreement was funded in the amount of $75,000 for Thomas V. Geimer, and Mr. Geimer was vested in $37,500 of this amount. The balance of $37,500 will vest during the current fiscal year.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 1996 nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, five percent shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) and (d)   Financial Statements and Schedules

     The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-10) are filed as part of this Annual Report.

(b) Reports on Form 8-K: The Company has not filed a report on Form 8-K.

(c)           Exhibits - None.

                                   GLOSSARY OF TERMS

Client/Server         The model of interaction in distributed data processing in which a program at one site sends a request to a program at another site and awaits a response. The requesting program is called a client, and the answering program is called a server.

COTS Acronym for "Commercial Off The Shelf" which means hardware and/or software that is readily available for purchase.

Compiler A program that converts another program from some source language (or programming language) to machine language (object code).

DEC                   Acronym for "Digital Equipment Corporation."

Interoperability      The ability of software and hardware, on multiple
                      machines, from multiple vendors to communicate.

Legacy Code           Existing software, including proprietary applications,
                      out-dated commercial vendor applications, data bases and element relationships, that have been in use for an extended period of time, thus accumulating the "legacy" of corporate memory, files and information system functionality that may no longer adequately satisfy the owner.

Legacy System         Existing hardware and network systems, especially
                      proprietary, closed mainframe environments or out-dated architectures that have been in use for an extended period of time, typically with limited functionality and limited or no compatibility with more modern systems. DEC's VMS operating system is an example of a Legacy System.

Network               Hardware and software data communication systems.

NT Refers to the Windows NT operating system which is the latest open system architecture for Windows developed by Microsoft Corporation.

Open Systems          Computer and communications environments based on formal
                      and de facto interface standards. Such interfaces should not be controlled by a single vendor and must be freely available. Systems built using these standard interfaces provide portability of software across standard computer platforms, Interoperability between systems and much greater choice and flexibility in systems procurement.

Operating System      The software which schedules tasks, allocates storage,
                      handles the interface to hardware and presents a default interface to the user when no application program is running.

Portability           The ease with which a software application can be made to
                      run in a new environment.

Porting The process or ability to electronically "port" or move data, files and software from one computer or Network environment to another computer or Network environment.

Proprietary           A product not conforming to open system standards, that
                      was typically developed by a particular hardware manufacturer for its own computers.

Re-engineering        The examination and modification of a system to
                      reconstitute it in a new form and the subsequent implementation of the new form.

RISC                   Acronym for reduced instruction set computing.

UNIX A widely used multi-user, general purpose operating system. A trademark of X/Open Company Limited, for an operating system originally developed at the Bell Laboratories of AT&T in the late 1960's and early 1970's and subsequently enhanced by the University of California at Berkeley, AT&T, the Open Software Foundation (OSF) and others.

VAX Virtual Address eXtension. Digital Equipment Corporation's proprietary 32-bit minicomputer, considered one of the most successful designs in industry history.

VAX/VMS As used in this Prospectus shall refer to DEC's VAX minicomputers, which utilize DEC's VMS operating system.

VMS The brand name of the proprietary multi-user, multi-tasking, virtual memory operating system provided by DEC with its VAX minicomputers.

Workstation            A general purpose computer designed to be used by one
                       person at a time and which offers higher performance than normally found in a personal computer, especially with respect to graphics, processing power and the ability to carry out several tasks at the same time.

Year 2000 Problem      The Year 2000 Problem arises from the widespread use of
                       computer programs that rely on two-digit date codes to perform computations and decision making functions. Many of these computer programs may fail due to an inability to properly interpret date codes. For example, such programs may misinterpret "00" as the year 1900 rather than 2000.

INDEPENDENT AUDITORS' REPORT

Accelr8 Technology Corporation:

We have audited the accompanying balance sheets of Accelr8 Technology Corporation as of July 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Denver, Colorado
September 4, 1996



                                      F-l

ACCELR8 TECHNOLOGY CORPORATION

BALANCE SHEETS
JULY 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                               1996             1995

CURRENT ASSETS:
  Cash and cash equivalents                     $ 1,407,026         $ 437,425
  Accounts receivable                               431,252           292,536
  Prepaid expenses and other                         49,695             1,170
  Deferred tax assets (Note 6)                      123,223
                                                -----------         ---------
      Total current assets                        2,011,196           731,131
                                                -----------         ---------

PROPERTY AND EQUIPMENT:
  Computer equipment                                209,735           248,620
  Furniture and fixtures                             11,231            11,231
                                                -----------         ---------
    Total property and equipment                    220,966           259,851
  Less accumulated depreciation                    (150,453)         (189,346)
                                                -----------         ---------
    Net property and equipment                       70,513            70,505
                                                -----------         ---------

SOFTWARE DEVELOPMENT COSTS, less accumulated
 amortization: 1996, $746,260; 1995, $650,023       160,321           176,015

OTHER ASSETS (Note 7)                                75,000
                                                -----------         ---------
TOTAL                                            $2,317,030         $ 977,651
                                                 ----------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   52,091         $  60,141
  Income taxes payable                               18,000
  Salaries and payroll taxes                         20,316            30,773
  Product development advance payable (Note 2)       50,000            50,000
  Deferred consulting revenue                        91,724
  Deferred maintenance revenue                       75,460            89,801
                                                -----------         ---------
      Total current liabilities                     307,591           230,715
                                                -----------         ---------
DEFERRED TAX LIABILITIES (Note 6)                    69,723
                                                -----------         ---------

COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY (Note 3):

 Common stock, no par value; 55,000,000
  shares authorized; 21,970,000 shares
  issued and outstanding                         1,970,970         1,970,970
 Contributed capital                                41,449            41,449
 Accumulated deficit                               (72,703)       (1,265,483)
                                               -----------         ---------

   Shareholders' equity - net                    1,939,716           746,936
                                               -----------         ---------

TOTAL                                          $ 2,317,030         $ 977,651
                                               ===========         =========

See notes to financial statements.




ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31,1996, 1995 AND 1994
------------------------------------------------------------------------------------------

                                                1996             1995               1994

REVENUES (Note 4):
  Consulting fees                           $ 1,074,744       $ 294,130          $  41,150
  Product license and customer
    support fees                                683,997         750,584            415,007
  Resale of purchased software                  338,270         337,822            149,693
  Other (Note 5)                                                                    83,035
                                            -----------       ---------          ---------
     Total revenues                           2,097,011       1,382,536            688,885
                                            -----------       ---------          ---------
 COSTS AND EXPENSES:
  Cost  of services                             311,534         147,743            133,635
  Cost of software purchased for resale         117,737         101,266             70,084
  General and administrative                    195,802         264,365            302,663
  Marketing and advertising                     324,962         369,165            298,760
  Research and development                       33,038         129,959            152,245
                                            -----------       ---------          ---------

     Total expenses                             983,073       1,012,498            957,387
                                            -----------       ---------          ---------
 INCOME (LOSS) FROM OPERATIONS                1,113,938         370,038           (268,502)

 INTEREST INCOME                                 43,342          12,356              6,752
                                            -----------       ---------          ---------
 INCOME (LOSS) BEFORE INCOME
  TAXES                                       1,157,280         382,394           (261,750)
                                            -----------       ---------          ---------
 INCOME TAX (PROVISION) BENEFIT
  (Note 6):
  Current                                       (18,000)
  Deferred                                       53,500
                                            -----------       ---------          ---------

    Total benefit                                35,500
                                           -----------        ---------          ---------
 NET INCOME (LOSS)                          $ 1,192,780       $ 382,394          $(261,750)
                                            ===========       =========          =========

 WEIGHTED AVERAGE SHARES
  OUTSTANDING                                26,935,508      26,364,000         21,970,000
                                             ==========      ==========         ==========


 NET INCOME (LOSS) PER SHARE                $      0.04       $    0.01          $   (0.01)
                                            ===========       =========          =========

See notes to financial statements.



ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JULY 31,1996, 1995 AND 1994
--------------------------------------------------------------------------------


                                       Common Stock
                                   -----------------------     Contributed       Accumulated       Shareholders'
                                      Shares        Amount       Capital          Deficit           Equity-Net


BALANCE, JULY 31, 1993              21,970,000   $1,970,970      $41,449        $(1,386,127)        $  626,292

Net loss                                                                           (261,750)          (261,750)
                                    ----------   ----------      -------        -----------         ----------

BALANCE, JULY 31, 1994              21,970,000    1,970,970       41,449         (1,647,877)           364,542

Net income                                                                          382,294            382,394
                                    ----------   ----------      -------        -----------         ----------

BALANCE, JULY 31, 1995              21,970,000    1,970,970       41,449         (1,265,483)           746,936

Net income                                                                        1,192,780          1,192,780
                                    ----------   ----------      -------        -----------         ----------

BALANCE, JULY 31, 1996              21,970,000   $1,970,970      $41,449        $   (72,703)        $1,939,716
                                    ==========   ==========      =======        ===========         ==========







See notes to financial statements



ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31,1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                         1996                1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ 1,192,780           $382,394            $(261,750)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Marketing credits                                                                             (71,506)
   Depreciation and amortization                         121,600            139,072              150,821
   Deferred income tax benefit                           (53,500)
   Net change in assets and liabilities:
     Accounts receivable                                (138,716)          (108,984)             (59,701)
     Prepaid expenses and other                          (48,525)             6,705                  525
     Other assets                                        (75,000)
     Accounts payable                                     (8,050)            30,599               21,959
     Income taxes payable                                 18,000
     Salaries and payroll taxes                          (10,457)             8,001               18,267
     Deferred consulting revenue                          91,724
     Deferred maintenance revenue                        (14,341)             2,823               28,871
     Other payables                                                                              (10,365)
                                                     -----------         ----------           ----------
        Net cash provided by (used in)
         operating activities                          1,075,515            460,610             (182,879)
                                                     -----------         ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                             (80,543)          (108,510)            (83,853)
  Purchase of computer equipment                         (25,371)
  Purchase of furniture and fixtures                                                             (3,931)
                                                     -----------         ----------           ---------
       Net cash used in investing activities            (105,914)          (108,510)            (87,784)
                                                     -----------         ----------           ----------
NET INCREASE (DECREASED) IN CASH
  AND CASH EQUIVALENTS                                   969,601            352,100            (270,663)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                      437,425             85,325             355,988
                                                     -----------          ---------            --------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                        $ 1,407,026           $437,425            $ 85,325
                                                     ===========           ========            ========



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES -
 In 1994, marketing credits earned and equipment valued at $71,506 were received in connection with a marketing program of a major customer (Note 5).

See notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Accelr8 Technology Corporation ("Accelr8" or the "Company") is a provider of software tools and consulting services for the conversion of Digital Equipment Corporation ("DEC") legacy systems to UNIX open client/server environments. The Company's consulting services and software conversion tools enable the Company's customers to analyze and implement their UNIX conversions in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be equivalent to cash.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents with a high credit quality financial institution. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its client's financial condition.

     Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in operations.

     Depreciation - Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets ranging from five to seven years.

     Software Development Costs - Costs incurred internally to develop computer softsware products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility has been established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized. Amortization of capitalized costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bear to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. Amortization expense relating to software development costs for the years ended July 31, 1996, 1995 and 1994 was $96,237, $113,396 and $130,762,
     respectively.

     Revenue Recognition - Revenue is recognized for consulting services as services are performed. Revenue is recognized on product licensing agreements when the Company substantially completes its obligations under the agreement and the customer has accepted the product. Revenue is recognized for customer support services on maintenance agreements using the straight-line method over the term of the agreement.

     In connection with its software business, the Company functions as a value-added reseller of computer software. The Company recognizes revenue when the computer software is delivered.

     Deferred Revenue - Deferred consulting revenues represent amounts received but not earned under consulting agreements. Deferred maintenance revenue represents amounts received but not earned under maintenance agreements.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The standard generally requires that deferred income taxes be recognized on temporary differences between the financial statements and income tax basis of assets and liabilities using currently enacted tax rates.

     Earnings (Loss) Per Share - Earnings (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include stock options and warrants. Common stock equivalents were excluded from the earnings per share calculation for the year ended July 31,1994 because they were anti-dilutive.

     Reclassifications - Certain amounts in 1995 and 1994 have been reclassified to conform to the 1996 presentation.

     Stock Based Compensation - During 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock Based Compensation." SFAS No. 123 requires that stock based compensation be either recognized or disclosed in the financial statements. The Company is required to adopt SFAS No.123 in its 1997 fiscal year. Because the Company intends to elect only the disclosure provisions of SFAS No. 123, adoption of SFAS No.123 is not expected to have a material effect on the financial position or results of operations of the Company.

2. PRODUCT DEVELOPMENT ADVANCE PAYABLE

     On September 4, 1991, the Company entered into an assistance agreement with another company wherein the Company received an advance of $50,000 to assist in the development of a specific software product which the Company was to own exclusively. Development of the software product was completed and the advance of $50,000 became payable as of July 31, 1995. As of July 31, 1996 the amount remains outstanding and although the other company has the option of converting the outstanding balance to a note bearing interest at 11% payable quarterly over a two-year period from date of conversion, they have not exercised the option.

3. SHAREHOLDERS' EQUITY

     Option Plan - The Company has reserved 3,900,000 shares of its common stock for issuance to employees under an employee stock option plan. The options vest 25% each year over a four-year period and are exercisable for three years after the date of vestiture. As of July 31,1995,1,900,000 options at $.07 per share were held by a former President of the Company which expired unexercised in December 1995.

     As of July 31, 1995, the Chairman of the Board held other options to purchase 4,800,000 shares of the Company's common stock at $.06 per share which were to expire as of December 31, 1995. The term of the options was extended to December 31, 1997 in December 1995. As of July 31, 1995, a former President of the Company held other options to purchase 1,000,000 shares of the Company's common stock at $.07 per share which expired unexercised in December 1995.

     Warrants outstanding to purchase 150,000 shares of common stock expired unused in 1995.

     Change in options and warrants outstanding for the three years ended July 31, 1996, 1995 and 1994 are summarized as follows:



                                  Exercise          Employee         Exercise   Other Options
                                   Price             Options           Price      and Warrants

Balance, July 31, 1993            $.07-.09         3,925,000         $.06-.15      5,950,000
Expired/Cancelled                 $.09               (87,500)
                                                   ---------                       ---------

Balance, July 31, 1994            $.07-.09         3,837,500         $.06-.15      5,950,000
Issued                            $.09               400,000
Expired/Cancelled                 $.09              (387,500)        $.15           (150,000)
                                                   ---------                       ---------
Balance, July 31, 1995            $.07-.09         3,850,000         $.06-.07      5,800,000
Issued                            $.09                50,000         $.06          4,800,000
Expired/Cancelled                 $.07-.09        (2,000,000)        $.06-.07     (5,800,000)
                                                   ---------                       ---------
Balance, July 31, 1996            $.09             1,900,000         $.06          4,800,000
                                                   =========                       =========
Vested, July 31, 1996             $.09             1,662,500         $.06          4,800,000
                                                   =========                       =========



4. REVENUES

     Revenue of $239,025 (11%),  $282,100 (13%),  and $353,075 (17%) in 1996 was
     derived from sales to three separate customers. Revenue of $150,381 (11%)in 1995 and $103,064 (15%) in 1994 was derived from sales to a single customer. The Company's operations are located entirely within the United States. However, in 1996, $318,393 (15%) of the Company's revenues were to foreign customers.

5.  MARKETING CREDITS

     In connection with a marketing program of a major customer, the Company was awarded marketing credits which can be used for cooperative advertising or the purchase of computer equipment. When marketing credits are exchanged for computer equipment, other revenue is recognized to the extent of the fair value of the equipment received. Other revenue relating to marketing credits was $83,035 for the year ended July 31, 1994. No marketing credits were awarded to the Company in 1995 or 1996.

6. INCOME TAXES

     During the year ended July 31, 1994, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109, "Accounting for Income Taxes." Adoption of this standard did not have a significant impact on the Company's financial statements and a cumulative effect adjustment was not required. Prior to adoption of the new standard, the Company accounted for income taxes using the provisions of Statement of Financial Accounting Standards No. 96.

     The following items comprise the Company's net deferred tax assets as of July 31:

                                                  1996                1995

 Deferred tax assets:
  Deferred income                              $ 63,530             $ 57,848
  Net operating loss (NOL) carryforwards         41,693              491,197
  Alternative minimum (AMT) tax credit
    carryforwards                                18,000
                                               --------             --------
      Total                                     123,223              549,045
  Valuation allowance                                               (472,889)
                                               --------             --------
      Total                                     123,223               76,156
 Deferred tax liabilities -
   Depreciation and amortization                (69,723)             (76,156)
                                               --------             --------

 Net deferred tax assets                       $ 53,500             $      0
                                               ========             ========

     As of July 31, 1995, the Company concluded that based on available evidence, realization of existing net operating loss carryforwards was uncertain, and accordingly, a valuation allowance was recorded. During fiscal 1996, the Company's valuation allowance decreased $472,889 as the result of utilization of NOL carryforwards.

     A reconciliation of the expected income tax benefit at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate for the year ended July 31 are as follows:



                                                  1996              1995             1994


Federal statutory income tax rate                      34 %             34 %             34 %

Computed "expected" income taxes                $ 393,475        $ 130,014        $ (91,291)
Increase in taxes resulting from:
  State income taxes, net of federal
   tax benefit                                     38,190           12,237          (13,425)
  Change in valuation allowance                  (472,889)        (142,251)         104,716
  Other                                             5,724
                                                ---------        ---------        ---------
Income tax provision (benefit)                  $ (35,500)       $       0        $       0
                                                =========        =========        =========



     As of July 31, 1996, the Company has net operating loss carryforwards of $112,000 available to offset future taxable income expiring in 2010. Pursuant to the Tax Reform Act of 1986, net operating losses utilized in future income tax returns will be subject to alternate minimum tax and change in ownership regulations which may limit the net operating loss carryforward utilized in a given fiscal year. The Company also has AMT credit carryforwards of $ 18,000 available to offset future regular taxable income that may be carried forward indefinitely.

7. COMMITMENTS

     Operating Leases - The Company has an operating lease agreement for office space through July 31, 1996. Total rent expense was $42,989, $40,141 and $39,014 in 1996, 1995 and 1994, respectively.

     Employee  Retirement   Plan - During  the year  ended  July 31,  1996,  the
     Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $9,240 annually to the Plan. The Company may make discretionary contributions to the Plan based on recommendations from the Board of Directors. For the year ended July 31, 1996, the Board did not authorize any contributions.

     Deferred Compensation Arrangement - During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. During fiscal 1996, the Company funded deferred compensation of $75,000 awarded to the Chairman of the Board with a deposit of $75,000 with the "Rabbi" Trust. The Chairman vests in the $75,000 over the service period of January 1, 1996 through January 31, 1997. The funds are subject to the general claims of creditors and are included in other assets.


8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The disclosure of estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments. "

     The carrying amounts at July 31, 1996 for cash and cash equivalents, accounts receivable, other assets, accounts payable, product development advance payable, accrued expenses and deferred revenue approximate their fair values due to the short maturity of these instruments.

9. SUBSEQUENT EVENTS

     Stock Option Plans - The Company has proposed, subject to stockholder approval, a decrease in the number of common shares reserved for issuance from 3,900,000 to 1,900,000 under its existing stock option plan and the adoption of an incentive stock option plan for employees and a non-qualified stock option plan for key employees, directors and others.

     Authorized Shares and Reverse Stock Split - The Company has received stockholder authorization to decrease the number of authorized common shares from 55,000,000 to 11,000,000 and to effect a reverse stock split of its common stock ranging from one-for-three to one-for-seven. The Company has proposed and a one-for-four reverse stock split of its common stock, which is to be effected on or about November 18, 1996.

     The following is a pro forma presentation of the effects of the proposed one-for-four reverse stock split on the number of common shares issued and outstanding and all option, warrant, and earnings (los) per share information:



     Common stock - issued and outstanding                                      5,492,500

     Common stock reserved for issuance:
       Existing stock option plan                                                 475,000
       Proposed stock option plans:
        Incentive  stock option plan                                              700,000
        Non-qualified stock option plan                                           300,000


                                                  1996               1995         1994
     Earnings (loss) per share:

       Weighted average shares outstanding     6,733,877          6,591,000     5,492,500
                                               =========          =========     =========
       Net income (loss) per share             $    0.18          $    0.06     $   (0.05)
                                               =========          =========     =========


       Change in options and  warrants
       outstanding  for the three years
       ended July 31, 1996, 1995 and 1994
       are summarized as follows:


                                              Exercise           Employee      Exercise      Other Options
                                                Price             Options       Price         and Warrants

       Balance, July 1993                      $.28-.36          981,250       $.24-.60        1,487,500
       Expired/Cancelled                       $.36              (21,875)
                                                                 -------                       ---------
       Balance, July 31, 1994                  $.28-.36          959,375       $.24-.60        1,487,600
       Issued                                  $.36              100,000
       Expired/Cancelled                       $.36              (96,875)      $.60              (37,500)
                                                                 -------                       ---------
       Balance,July 31, 1995                   $.28-.36          962,500       $.24-.28        1,450,000
       Issued                                  $.36               12,500       $.24            1,200,000
       Expired/Cancelled                       $.28-.36         (500,000)      $.24-.28       (1,450,000)
                                                                 -------                       ---------
       Balance, July 31, 1996                  $.36              475,000       $.24            1,200,000
                                                                 =======                       =========
       Vested, July 31, 1996                   $.36              415,625       $.24            1,200,000
                                                                 =======                       ==========


                                                   * * * * *



Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ACCELR8 TECHNOLOGY CORPORATION



Date:                                       By:
      ----------------------------              -------------------------------
                                                Harry J. Fleury, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date:
      ------------------------             ------------------------------------
                                           Thomas V. Geimer, Secretary, Chief
                                           Executive Officer and Chief
                                           Financial Officer


 Date:
      ------------------------              -----------------------------------
                                            A. Alexander Arnold III


 Date:
       -----------------------              -----------------------------------
                                            David C. Wilhelm