Form 10QSB
period 1996-10-31
ACCELER8 TECHNOLOGY CORP
filed 1996-12-16
CIK 1023185

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         October 31, 1996
                                          --------------------------------


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________________ to __________________

         Commission file number                 0-11485
                                ----------------------------------------------

                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                   84-1072256
 --------------------------------                   ------------------
  (State or other  jurisdiction                       (IRS Employer
of incorporation  or  organization)                 Identification No.)


         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
         --------------------------------------------------------------
                     (Address of principal executive office)

                                 (303) 863-8088
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes     X      No
                                     -------       -------
Number of shares outstanding of the issuer's Common Stock:

           Class                               Outstanding at October 31, 1996
--------------------------                     --------------------------------
Common Stock, no par value                                21,970,000

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----



PART I.   FINANCIAL INFORMATION                                           Page
-------   ---------------------                                           ----

 Item 1.  Financial Statements

          Condensed Balance Sheets - As of
            October 31, 1996 and July 31, 1996                              1

          Condensed Statements of Operations
            for the three months ended October 31, 1996 and 1995            2

          Condensed Statements of Cash Flows
            for the three months ended October 31, 1996 and 1995            3

          Notes to Condensed Financial Statements                           4

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 5-6

PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                                 6


SIGNATURES                                                                  7

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                         Accelr8 Technology Corporation
                             Condensed Balance Sheets
                                                         October 31,       July 31
                                                            1996            1996
ASSETS                                                   (Unaudited)      (Audited)
                                                         -----------      ---------
CURRENT ASSETS:
     Cash and cash equivalents                           $ 1,666,172    $ 1,407,026
     Accounts receivable                                     389,728        431,252
     Prepaid expenses and other                              155,107         49,695
     Deferred tax assets                                     123,223        123,223
                                                         -----------    -----------
         Total current assets                              2,334,230      2,011,196
                                                         -----------    -----------
PROPERTY AND EQUIPMENT:
     Computer equipment                                      214,614        248,620
     Furniture and fixtures                                   11,231         11,231
                                                         -----------    -----------
         Total property and equipment                        225,845        220,966
     Less accumulated depreciation                          (156,858)      (150,453)
                                                         -----------    -----------
         Net property and equipment                           68,987         70,513
                                                         -----------    -----------

SOFTWARE DEVELOPMENT COSTS:
     Software development cost capitalized                   952,745        906,581
     Less accumulated amortization                          (766,260)      (746,260)
                                                         -----------    -----------
         Net software development costs                      186,485        160,321
                                                         -----------    -----------
OTHER ASSETS                                                  75,000         75,000
                                                         -----------    -----------
Total assets                                             $ 2,664,702    $ 2,317,030
                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                    $   148,797    $    52,091
     Incomes taxes payable                                    60,000         18,000
     Accrued liabilities                                      35,739         20,316
     Product development advance payable                      50,000         50,000
     Deferred consulting revenue                               5,728         91,724
     Deferred maintenance revenue                             81,621         75,460
                                                         -----------    -----------
         Total current liabilities                           381,885        307,591
                                                         -----------    -----------
LONG TERM LIABILITIES:
     Deferred tax liabilities                                 69,723         69,723
     Other liability                                          37,500              0
                                                         -----------    -----------
         Total long-term liabilities                         107,223         69,723
                                                         -----------    -----------
SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares
       authorized;  5,492,500 shares
       issued and outstanding                              1,970,970      1,970,970
     Contributed capital                                      41,449         41,449
     Accumulated earnings (deficit)                          163,175        (72,703)
                                                         -----------    -----------
         Shareholders' equity - net                        2,175,594      1,939,716
                                                         -----------    -----------
TOTAL                                                    $ 2,664,702    $ 2,217,030
                                                         ===========    ===========


                         Accelr8 Technology Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                          ------------------
                                                        October 31   October 31
                                                           1996         1995
                                                        ----------   ----------

Revenues:
     Consulting fees                                    $  193,704   $  166,477
     Product license and customer support fees             265,630      116,815
     Resale of software purchased                          153,595       57,154
                                                        ----------   ----------
         Total Revenues                                    612,929      340,446
                                                        ----------   ----------
Costs and Expenses:
     Cost of services                                       79,474       63,887
     Cost of software purchased for resale                  44,160       23,350
     General and administrative                            115,391       69,504
     Marketing and advertising                              88,485       76,170
     Research and development                                9,311        7,782
                                                        ----------   ----------
         Total Expenses                                    336,821      240,693
                                                        ----------   ----------
Income from operations                                     276,108       99,753
Interest income                                             19,770        7,153
                                                        ----------   ----------
Income before income taxes                                 295,878      106,906
Income tax provision                                        60,000            0
                                                        ----------   ----------
Net Income                                              $  235,878   $  106,906
                                                        ==========   ==========
Weight average shares outstanding                        7,148,673    6,591,000
                                                        ==========   ==========
Net Income per share                                    $     0.03   $     0.02
                                                        ==========   ==========

                         Accelr8 Technology Corporation
                        Condensed Statements of Cash Flows
                                   (Unaudited)

----------------------------------------------------------------------------------------


                                                                   Three Months Ended
                                                                   ------------------
                                                               October 31     October 31
                                                                  1996           1995
                                                               ----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                $  235,878    $   106,906
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                             26,405         30,715
         Net change in assets and liabilities:
           Accounts receivable                                     41,524         70,082
           Prepaid expenses and other                            (105,412)         1,170
           Accounts payable                                        96,706          2,669
           Income taxes payable                                    42,000              0
           Accrued liabilities                                     52,923          1,676
           Deferred consulting revenue                            (85,996)         8,350
           Deferred maintenance revenue                             6,161         (8,083)
                                                              -----------    -----------
         Net cash provided by operating activities            $   310,189    $   213,485


CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                   (46,164)       (21,430)
     Purchase of computer equipment                                (4,879)        (1,471)
                                                              -----------    -----------
         Net cash used in investing activities                    (51,043)       (22,901)
                                                              -----------    -----------

Net increase in cash and cash equivalents                         259,146        190,584

Cash and equivalents, beginning of period                       1,407,026        437,425
                                                              -----------    -----------

Cash and equivalents, end of period                           $ 1,666,172    $   628,009
                                                              ===========    ===========


                         Accelr8 Technology Corporation
                     Notes to Condensed Financial Statement

              For the Three Months Ended October 31, 1996 and 1995


Note 1.  Accounting Policies

     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1996 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 2.  Events Subsequent to Quarter End

     Stock Option Plans - The Company has received shareholder approval to decrease the number of common shares reserved for issuance from 3,900,000 to 1,900,000 under its existing stock option plan for key employees, directors and others. This reduction was effected on November 8, 1996.

     Authorized Shares and Reverse Stock Split - On November 8, 1996, the Company received stockholder authorization to decrease the number of authorized common shares from 55,000,000 to 11,000,000 and to effect a reverse stock split of its common stock ranging from one-for-three to one-for-seven. The Company effected a one-for-four reverse stock split of its common stock on November 18, 1996. The financial statements for all periods persented have been restated to reflect retroactive application of the decrease in authorized Common Stock and the one-for-four reverse Stock Split.On November 22, 1996, the Company closed a public offering of 1,000,000 shares of its Common Stock. The 1,000,000 shares were sold at an offering price of $7.00 per share, and the Company realized net offering proceeds of $6,360,000 after deducting certain offering expenses. On December 4, 1996, the Company's underwriter exercised its over-allotment option and the Company realized $46,800 from the exercise of options and warrants to acquire 150,000 shares of the Company's Common Stock by employees of the Company. The Company did not receive any proceeds from the exercise of the over-allotment option by the Underwriter. Following the reverse stock split, the public offering, and the exercise of the options and warrants, the Company had 6,642,507 shares of its Common Stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Changes in Result of Operations: October 31, 1996 compared to October 31, 1995

     Total revenues for the first quarter ended October 31, 1996 were $612,929, an increase of $272,483 or 80.0%, as compared to the first quarter ended October 31, 1995. Consulting fees for the first quarter ended October 31, 1996, were $193,704 an increase of $27,227 or 16.4% as compared to the first quarter ended October 31, 1995, and represented 31.6% of total revenues. Product license and customer support fees for the first quarter ended October 31, 1996, were $265,630 an increase of $148,815 or 127.4%, as compared to the first quarter ended October 31, 1995. Revenues from the resale of purchased software for the first quarter ended October 31, 1996, were $153,595, an increase of $96,441 or 168.7%, as compared to the first quarter ended October 31, 1995. Management believes that these increased revenues in all product lines reflects the markets increased acceptance of the Company' products and services.

     During the first quarter ended October 31, 1996, sales to the Company's two largest customers were $87,868 and $75,000, representing 14.3% and 12.2% of the Company's revenues respectively. In comparison, sales to a single customer represented 31.0% of total revenues for the first quarter ended October 31, 1995. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the first quarter ended October 31, 1996, was $79,474, an increase of $15,587 or 24.4%, as compared to the first quarter ended October 31, 1995. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 22.6% for the first quarter ended October 31, 1995 to 17.3% for the first quarter ended October 31, 1996. This decrease occurred principally because of revenues increasing 80.0% while cost of services increased by only 24.4%.

     Cost of software purchased for resale for the first quarter ended October 31, 1996, was $44,160 an increase of $20,810 or 89.1%, as compared to the first quarter ended October 31, 1995. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the first quarter ended October 31, 1996, were $115,391, an increase of $45,887 or 66%, as compared to the first quarter ended October 31, 1995. This increase was principally due to increased employee costs.

     Marketing and advertising expenses for the first quarter ended October 31, 1996, were $88,485, an increase of $12,315 or 16.2%, as compared to the first quarter ended October 31, 1995. This increase was principally due to increased marketing expenses incurred to support the Company's sales.

     Research and development expenses for the quarter ended October 31, 1996, were $9,311, an increase of $1,529 or 19.6%, as compared to the first quarter ended October 31, 1995. This increase resulted from increased activities to develop new products.

     Interest income for the quarter ended October 31, 1996, was $19,770, an increase of 176.4%, as compared to the first quarter ended October 31, 1995. This increase resulted from increased cash flows from operations, that could be invested in interest bearing instruments.

     As a result of these factors, income before income taxes for the quarter ended October 31, 1996, was $295,878, an increase of $188,972 or 176.8%, as compared to the first quarter ended October 31, 1995. Net income for the first quarter ended October 31, 1996, was $235,878, an increase of $128,972, or 120.6%, as compared to the first quarter ended October 31, 1995.

Capital Resources and Liquidity

     At quarter end (October 31, 1996) as compared to the Company's most recent fiscal year end (July 31, 1996), current assets increased 16.1% from $2,011,196 to $2,334,230 and the Company's liquidity as measured by available cash, increased by 18.4% from $1,407,026 to $1,666,172. During the same period, shareholders' equity increased 12.2% from $1,939,716 to $2,175,594 as a result of increased net income for the quarter ended October 31, 1996.


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


a) Exhibits: There are no exhibits for for the three months ended October 31, 1996.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended October 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 13, 1996

                                           ACCELR8 TECHNOLOGY CORPORATION



                                           /s/ Harry J. Fleury
                                          -------------------------------------
                                          Harry J. Fleury, President